Form 10-K
period 1999-12-31
DLJ MORTGAGE ACCEPT CORP FIR NAT TR SE 1999-3 MOR PAS TH CER
filed 2000-03-31
CIK 1086191

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K



                        Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999

_______________________________    or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
                  Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number            333-59691
                DLJ Mortgage Acceptance Corp., First Nationwide Trust Series 1999-3
                Mortgage Pass-Through Certificates
            (Exact name of registrant as specified in its charter)

                Delaware                          13-3460894
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)

277 Park Avenue
New York, New York                                                  10172

(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code:          (212) 839-5300

                Securities registered pursuant to Section 12(b) of the Act
                      NONE
                Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 X  Yes              No


                                                   PART I

Item 2.  Properties
          Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
          There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were under 300 participants in the DTC system holding positions in the Cede certificates.
         The following were Noteholders and Certificateholders of record as of the end of the reporting year.
        DLJ Mortgage Acceptance Corp., First Nationwide Trust
        Series 1999-3
   Series 1999-3 ClasIPP-A                           Cede & Co.
   Series 1999-3 ClasIIPP-A-1                        Cede & Co.
   Series 1999-3 ClasIIPP-A-2                        Cede & Co.
   Series 1999-3 ClasIIPP-A-3                        Cede & Co.
   Series 1999-3 ClasIII-A-1                         Cede & Co.
   Series 1999-3 ClasIII-A-2                         Cede & Co.
   Series 1999-3 ClasIII-A-3                         Cede & Co.
   Series 1999-3 ClasIII-A-4                         Cede & Co.
   Series 1999-3 ClasIII-A-5                         Cede & Co.
   Series 1999-3 ClasIII-A-6                         Cede & Co.
   Series 1999-3 ClasII-P                            Cede & Co.
   Series 1999-3 ClasIII-P                           Cede & Co.
   Series 1999-3 ClasIII-X                           Cede & Co.
   Series 1999-3 ClasC-B-1                           Cede & Co.
   Series 1999-3 ClasC-B-2                           Cede & Co.
   Series 1999-3 ClasC-B-3                           Cede & Co.
   Series 1999-3 ClasC-B-4                           DLJ MORTGAGE CAPITAL INC.
   Series 1999-3 ClasC-B-5                           MONROE & CO.
   Series 1999-3 ClasC-B-6                           DLJ MORTGAGE CAPITAL INC.
   Series 1999-3 ClasIII-B-1                         Cede & Co.
   Series 1999-3 ClasIII-B-2                         Cede & Co.
   Series 1999-3 ClasIII-B-3                         Cede & Co.
   Series 1999-3 ClasIII-B-4                         DLJ MORTGAGE CAPITAL INC.
   Series 1999-3 ClasIII-B-5                         DLJ MORTGAGE CAPITAL INC.
   Series 1999-3 ClasIII-B-6                         DLJ MORTGAGE CAPITAL INC.

DLJ MORTGAGE CAPITAL INC.                    MONROE & CO
C/O DLJ SECURITIES CORPORATION               F/O/A DLJ MAC 1999-D #204699-000
277 PARK AVENUE   9TH FLOOR                  1900 POLARIS PARKWAY
NEW YORK, NY  10172                          COLUMBUS, OH  43240-2020

           There is no established public trading market for the notes.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.
       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.
                                    PART IV
Item 12.  Security Ownership of Certain Beneficial Owners and Management
   The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.

                The address of Cede & Co. is:
                Cede & Co.
                c/o The Depository Trust Company
                Seven Hanover Square
                New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
   There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                (a) 1.  Not Applicable
                    2.  Not Applicable
                    3.  Exhibits
                         99.1  Annual Summary Statement
                         99.2  Annual Statement as to Compliance.
                         99.3  Annual Independent Public
                               Accountant's Servicing Report.

                (b)   Reports on Form 8-K
The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated: May 31, 1999; June 30, 1999; July 31, 1999;
August 31, 1999; September 30, 1999; October 31, 1999; November 30, 1999;
December 31, 1999.
                (c)    See (a) 3 above

                (d)    Not Applicable

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DLJ Mortgage Acceptance Corp., First Nationwide Trust Series 1999-3

                /s/  Mary Fonti
                     Trust Officer
                     Bank One

Date            March 28, 2000
                                  EXHIBIT INDEX

                Exhibit Number    Description
                         99.1     Annual Summary Statement
                         99.2     Annual Statement of Compliance
                         99.3     Report of Independent Accountants

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year
       Amounts for the period ending December 31, 1999
       DLJ Mortgage Acceptance Corp., First Nationwide Trust Series 1999-3 Mortgage Pass-Through Certificates
         Summary of Aggregate Amounts or End of Year Amounts
                Pool Balance                          804366740.26
                Principal         Collections          45291983.01
                Realized Loss                                 0.00
                Interest          Collections          43428717.67
                Servicer          Fees                  1487358.82
                Trustee           Fees                    55413.05
                Excess Servicing  Fees                  1813485.99




                Delinquency Report     Number   Stated Principal Bal
                1-30 days                25             9047069.99
                31-60 days               2               569851.51
                61+ days                 9              3829081.63
                Foreclosures             0                    0.00
                REO Properties           0                    0.00



Certificate                       Balance         Interest        Principal

Class           IPP-A             385059664.92    16864871.91     6929974.08
Class           IIPP-A-1          94154931.89     4122984.06      1712068.11
Class           IIPP-A-2          22364000.00     969106.64       0.00
Class           IIPP-A-3          13136228.00     569236.56       0.00
Class           III-A-1           49449766.36     2369576.81      5875233.64
Class           III-A-2           7605000.00      342225.04       0.00
Class           III-A-3           28332535.00     1274964.08      0.00
Class           III-A-4           152498047.35    7135315.28      19976952.65
Class           III-A-5           12848470.34     744832.67       6783529.66
Class           III-A-6           4518460.66      217872.22       0.00
Class           II-P              18506.63        0.00            148.37
Class           III-P             317976.52       0.00            2561.48
Class           III-X             14098647.76     700690.47       0.00
Class           C-B-1             9734768.88      423492.67       67231.12
Class           C-B-2             4868994.32      211816.37       33626.68
Class           C-B-3             2163521.10      94119.89        14941.90
Class           C-B-4             1893080.84      82354.90        13074.16
Class           C-B-5             1081760.04      47059.92        7470.96
Class           C-B-6             1352202.02      58824.97        9338.36
Class           III-B-1           10602456.87     479094.40       73543.13
Class           III-B-2           4544631.52      205358.77       31523.48
Class           III-B-3           2272063.02      102667.98       15759.98
Class           III-B-4           1666179.67      75289.85        11557.33
Class           III-B-5           605883.34       27378.12        4202.66
Class           III-B-6           1514709.55      68445.34        10506.65



       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
                To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
                To be supplied upon receipt by the Trustee